Form 10-Q
period 2005-11-30
PPC INC; VULCAN ASPHALT REFINING CORP; INDEPENDENT GASOLINE & OIL CO OF ROCHESTER; COUNTRY FAIR INC; KWIK FIL INC; UNITED REFINING CO; KIANTONE PIPELINE CORP; UNITED REFINING CO /PA/; KIANTONE PIPELINE CO; KWIK FILL INC
filed 2006-01-17
CIK 1045544, 1045546, 1045547, 1171162, 1045540, 101462, 830253, 1040270, 1045539, 1045541

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-35083

UNITED REFINING COMPANY

(Exact name of registrant as specified in its charter)

Pennsylvania	25-1411751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Bradley Street Warren, Pennsylvania	16365
(address of principal executive office)	(Zip Code)

814-723-1500

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of Registrant’s Common Stock as of January 17, 2006: 100.

TABLE OF ADDITIONAL REGISTRANTS

Name	State of Other Jurisdiction of Incorporation	IRS Employer Identification Number	Commission File Number
Kiantone Pipeline Corporation	New York	25-1211902	333-35083-01
Kiantone Pipeline Company	Pennsylvania	25-1416278	333-35083-03
United Refining Company of Pennsylvania	Pennsylvania	25-0850960	333-35083-02
United Jet Center, Inc.	Delaware	52-1623169	333-35083-06
Kwik-Fill Corporation	Pennsylvania	25-1525543	333-35083-05
Independent Gas and Oil Company of Rochester, Inc.	New York	06-1217388	333-35083-11
Bell Oil Corp.	Michigan	38-1884781	333-35083-07
PPC, Inc.	Ohio	31-0821706	333-35083-08
Super Test Petroleum, Inc.	Michigan	38-1901439	333-35083-09
Kwik-Fil, Inc.	New York	25-1525615	333-35083-04
Vulcan Asphalt Refining Corporation	Delaware	23-2486891	333-35083-10
Country Fair, Inc.	Pennsylvania	25-1149799	333-35083-12

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 30, 2005 (Unaudited)	August 31, 2005
Assets
Current:
Cash and cash equivalents	$19,472	$43,204
Accounts receivable, net	49,830	69,581
Inventories	119,878	73,136
Prepaid expenses and other assets	33,272	17,521

Total current assets	222,452	203,442
Property, plant and equipment, net	186,185	183,643
Investment in affiliated company	2,311	1,709
Deferred financing costs, net	6,544	6,769
Goodwill	1,349	1,349
Tradename	10,500	10,500
Amortizable intangible assets, net	3,136	3,284
Deferred turnaround costs and other assets, net	7,313	8,141

	$439,790	$418,837

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$267	$304
Accounts payable	58,888	49,638
Accrued liabilities	21,821	17,112
Income tax payable	4,676	1,968
Sales, use and fuel taxes payable	17,088	20,541
Deferred income taxes	4,112	4,112
Amounts due to affiliated companies, net	1,194	711

Total current liabilities	108,046	94,386
Long term debt: less current installments	226,784	226,837
Deferred income taxes	4,261	2,760
Deferred gain on settlement of pension plan obligations	646	700
Deferred retirement benefits	43,575	42,023
Other noncurrent liabilities	1,007	1,258

Total liabilities	384,319	367,964

Commitments and contingencies
Stockholder’s equity:
Common stock; $.10 par value per share – shares authorized 100; issued and outstanding 100	—	—
Additional paid-in capital	16,648	16,648
Retained earnings	45,529	40,931
Accumulated other comprehensive loss	(6,706)	(6,706)

Total stockholder’s equity	55,471	50,873

	$439,790	$418,837

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS—(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2005	2004
Net sales	$573,992	$426,053
Costs of goods sold	521,972	378,445

Gross profit	52,020	47,608

Expenses:
Selling, general and administrative expenses	31,379	28,139
Depreciation and amortization expenses	3,289	3,342

Total operating expenses	34,668	31,481

Operating income	17,352	16,127

Other income (expense):
Interest expense, net	(6,023)	(5,713)
Other, net	613	(523)
Equity in net earnings of affiliate	602	206

	(4,808)	(6,030)

Income before income tax expense	12,544	10,097
Income tax expense	5,106	4,034

Net income	$7,438	$6,063

UNITED REFINING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Unaudited)

(in thousands)

	Three Months Ended November 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,438	$6,063

Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	4,463	4,334
Equity in net earnings of affiliate	(602)	(206)
Deferred income taxes	1,501	1,064
(Gain) loss on asset dispositions	(945)	64
Cash used in working capital items	(29,045)	(27,369)
Change in operating assets and liabilities:
Other assets	(5)	—
Deferred retirement benefits	1,552	792
Other noncurrent liabilities	(251)	(903)

Total adjustments	(23,332)	(22,224)

Net cash used in operating activities	(15,894)	(16,161)

Cash flows from investing activities:
Additions to property, plant and equipment	(5,912)	(2,259)
Additions to deferred turnaround costs	(44)	(415)
Proceeds from asset dispositions	1,178	—

Net cash used in investing activities	(4,778)	(2,674)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	19,000
Principal reductions of long-term debt	(148)	(190)
Dividend to stockholder	(2,840)	—
Deferred financing costs	(72)	(3)

Net cash (used in) provided by financing activities	(3,060)	18,807

Net decrease in cash and cash equivalents	(23,732)	(28)
Cash and cash equivalents, beginning of year	43,204	11,552

Cash and cash equivalents, end of period	$19,472	$11,524

Cash used in working capital items:
Accounts receivable, net	$19,751	$(1,445)
Inventories	(46,742)	(33,214)
Prepaid expenses and other assets	(15,751)	(11,115)
Accounts payable	9,250	12,812
Accrued liabilities	4,709	2,784
Amounts due to affiliated companies, net	483	871
Income taxes payable	2,708	2,991
Sales, use and fuel taxes payable	(3,453)	(1,053)

Total change	$(29,045)	$(27,369)

Cash paid during the period for:
Interest	$189	$412
Income taxes	$588	$110

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business and Basis of Presentation

The consolidated financial statements include the accounts of United Refining Company and its subsidiaries, United Refining Company of Pennsylvania and its subsidiaries, and Kiantone Pipeline Corporation (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

The Company is a wholly-owned subsidiary of United Refining, Inc., a wholly-owned subsidiary of United Acquisition Corporation, which in turn is a wholly-owned subsidiary of Red Apple Group, Inc. (the “Parent”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended August 31, 2005.

2.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (FASB) issued Statement No. 151, “Inventory Costs” (“Statement 151”). Statement 151 amends prior guidelines for inventory pricing by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges regardless of magnitude. In addition, Statement 151 requires that the allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement 151 did not have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued Statement No 153, “Exchange of Nonmonetary Assets” (“Statement 153”). Statement 153 eliminates prior guidance for nonmonetary transactions by eliminating the exception for nonmonetary exchanges of similar production assets and replaces it with a general exception for exchange of nonmonetary assets lacking commercial substance.

The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of Statement 153 did not have a material effect on the Company’s financial position or results of operations.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

3.	Inventories

As of November 30, 2005 and August 31, 2005, the replacement cost of LIFO inventories exceeded their LIFO carrying values by approximately $37,821,000 and $38,396,000, respectively. The November 30, 2005 LIFO calculation was computed using quantities and prices which are not necessarily indicative of the actual quantities and prices which will exist at fiscal year-end. Due to anticipated decreases in inventory levels and the many factors which enter into the LIFO calculation which are beyond management’s control, it is the policy of the Company to record the LIFO inventory adjustment only at fiscal year-end.

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Subsidiary Guarantors

Certain of United Refining Company’s (the “issuer”) subsidiaries function as guarantors under the terms of the $225,000,000 Senior Unsecured Note Indenture due August 15, 2012. Financial information for the issuer and its wholly owned subsidiary guarantors is as follows:

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	November 30, 2005				August 31, 2005
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Assets
Current:
Cash and cash equivalents	$11,154	$8,318	$—	$19,472	$31,195	$12,009	$—	$43,204
Accounts receivable, net	32,509	17,321	—	49,830	51,491	18,090	—	69,581
Inventories	95,339	24,539	—	119,878	48,972	24,164	—	73,136
Prepaid expenses and other assets	27,919	5,353	—	33,272	12,858	4,663	—	17,521
Intercompany	100,231	19,210	(119,441)	—	109,420	19,718	(129,138)	—

Total current assets	267,152	74,741	(119,441)	222,452	253,936	78,644	(129,138)	203,442
Property, plant and equipment, net	115,094	71,091	—	186,185	112,538	71,105	—	183,643
Investment in affiliated company	2,311	—	—	2,311	1,709	—	—	1,709
Deferred financing costs, net	6,544	—	—	6,544	6,769	—	—	6,769
Goodwill and other non-amortizable assets	—	11,849	—	11,849	—	11,849	—	11,849
Amortizable intangible assets, net	—	3,136	—	3,136	—	3,284	—	3,284
Deferred turnaround costs & other assets, net	6,871	1,613	(1,171)	7,313	7,650	1,662	(1,171)	8,141

	$397,972	$162,430	$(120,612)	$439,790	$382,602	$166,544	$(130,309)	$418,837

Liabilities and Stockholder’s Equity
Current:
Current installments of long-term debt	$(61)	$328	$—	$267	$(59)	$363	$—	$304
Accounts payable	43,408	15,480	—	58,888	32,030	17,608	—	49,638
Accrued liabilities	16,326	5,495	—	21,821	11,527	5,585	—	17,112
Income taxes payable	3,128	1,548	—	4,676	5,551	(3,583)	—	1,968
Sales, use and fuel taxes payable	13,782	3,306	—	17,088	16,662	3,879	—	20,541
Deferred income taxes	4,821	(709)	—	4,112	4,821	(709)	—	4,112
Amounts due to affiliated companies, net	533	661	—	1,194	945	(234)	—	711
Intercompany	—	119,441	(119,441)	—	—	129,138	(129,138)	—

Total current liabilities	81,937	145,550	(119,441)	108,046	71,477	152,047	(129,138)	94,386
Long term debt: less current installments	223,858	2,926	—	226,784	223,837	3,000	—	226,837
Deferred income taxes	(141)	4,402	—	4,261	(1,247)	4,007	—	2,760
Deferred gain on settlement of pension plan obligations	646	—	—	646	700	—	—	700
Deferred retirement benefits	43,116	459	—	43,575	41,130	893	—	42,023
Other noncurrent liabilities	—	1,007	—	1,007	—	1,258	—	1,258

Total liabilities	349,416	154,344	(119,441)	384,319	335,897	161,205	(129,138)	367,964

Commitment and contingencies
Stockholder’s equity
Common stock, $.10 par value per share—shares authorized 100; issued and outstanding 100	—	18	(18)	—	—	18	(18)	—
Additional paid-in capital	7,150	10,651	(1,153)	16,648	7,150	10,651	(1,153)	16,648
Retained earnings	47,980	(2,451)	—	45,529	46,129	(5,198)	—	40,931
Accumulated other comprehensive loss	(6,574)	(132)	—	(6,706)	(6,574)	(132)	—	(6,706)

Total stockholder’s equity	48,556	8,086	(1,171)	55,471	46,705	5,339	(1,171)	50,873

	$397,972	$162,430	$(120,612)	$439,790	$382,602	$166,544	$(130,309)	$418,837

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(in thousands)

	Three Months Ended November 30, 2005				Three Months Ended November 30, 2004
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net sales	$416,354	$273,107	$(115,469)	$573,992	$294,205	$218,419	$(86,571)	$426,053
Costs of goods sold	396,590	240,851	(115,469)	521,972	272,850	192,166	(86,571)	378,445

Gross profit	19,764	32,256	—	52,020	21,355	26,253	—	47,608

Expenses:
Selling, general and administrative expenses	6,029	25,350	—	31,379	4,428	23,711	—	28,139
Depreciation and amortization expenses	2,134	1,155	—	3,289	2,218	1,124	—	3,342

Total operating expenses	8,163	26,505	—	34,668	6,646	24,835	—	31,481

Operating income	11,601	5,751	—	17,352	14,709	1,418	—	16,127

Other income (expense):
Interest expense, net	(3,928)	(2,095)	—	(6,023)	(4,443)	(1,270)	—	(5,713)
Other, net	(511)	1,124	—	613	(613)	90	—	(523)
Equity in net earnings of affiliate	602	—	—	602	206	—	—	206

	(3,837)	(971)	—	(4,808)	(4,850)	(1,180)	—	(6,030)

Income before income tax expense	7,764	4,780	—	12,544	9,859	238	—	10,097
Income tax expense	3,073	2,033	—	5,106	3,901	133	—	4,034

Net income	$4,691	$2,747	$—	$7,438	$5,958	$105	$—	$6,063

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended November 30, 2005				Three Months Ended November 30, 2004
	Issuer	Guarantors	Eliminations	Consolidated	Issuer	Guarantors	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(12,494)	$(3,400)	$—	$(15,894)	$(18,527)	$2,366	$—	$(16,161)

Cash flows from investing activities:
Additions to property, plant and equipment	(4,555)	(1,357)	—	(5,912)	(1,284)	(975)	—	(2,259)
Proceeds from asset disposition	—	1,178	—	1,178	—	—	—	—
Additions to deferred turnaround costs	(41)	(3)	—	(44)	(415)	—	—	(415)

Net cash used in investing activities	(4,596)	(182)	—	(4,778)	(1,699)	(975)	—	(2,674)

Cash flows from financing activities:
Net borrowings (reductions) on revolving credit facility	—	—	—	—	19,000	—	—	19,000
Dividend to stockholder	(2,840)	—	—	(2,840)	—	—	—	—
Principal reductions of long-term debt	(39)	(109)	—	(148)	(36)	(154)	—	(190)
Deferred financing costs	(72)	—	—	(72)	(3)	—	—	(3)

Net cash provided by (used in) financing activities	(2,951)	(109)	—	(3,060)	18,961	(154)	—	18,807

Net (decrease) increase in cash and cash equivalents	(20,041)	(3,691)	—	(23,732)	(1,265)	1,237	—	(28)
Cash and cash equivalents, beginning of year	31,195	12,009	—	43,204	4,709	6,843	—	11,552

Cash and cash equivalents, end of period	$11,154	$8,318	$—	$19,472	$3,444	$8,080	$—	$11,524

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5.	Segments of Business

Intersegment revenues are calculated using estimated market prices and are eliminated upon consolidation. Summarized financial information regarding the Company’s reportable segments is presented in the following tables (in thousands):

	Three Months Ended November 30,
	2005	2004
Net Sales
Retail	$271,841	$217,277
Wholesale	302,151	208,776

	$573,992	$426,053

Intersegment Sales
Wholesale	$114,203	$85,429

Operating Income
Retail	$5,900	$1,215
Wholesale	11,452	14,912

	$17,352	$16,127

Depreciation and Amortization
Retail	$1,105	$1,074
Wholesale	2,184	2,268

	$3,289	$3,342

	November 30, 2005	August 31, 2005
Total Assets
Retail	$134,683	$138,162
Wholesale	305,107	280,675

	$439,790	$418,837

Capital Expenditures (including non-cash)
Retail	$1,290	$6,354
Wholesale	4,622	6,438

	$5,912	$12,792

UNITED REFINING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Employee Benefit Plans

For the periods ended November 30, 2005 and 2004, net pension and other postretirement benefit costs were comprised of the following:

	Pension Benefits		Other Post-Retirement Benefits
	Three Months Ended November 30,		Three Months Ended November 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$736	$598	$592	$386
Interest cost on benefit obligation	984	885	684	595
Expected return on plan assets	(907)	(801)	—	—
Amortization of transition obligation	35	35	149	149
Amortization and deferral of net loss	429	223	243	121

Net periodic benefit cost	$1,277	$940	$1,668	$1,251

As of November 30, 2005, $4,400,000 of contributions have been made to the Company pension plans. The Company presently anticipates no further contributions to its pension plans during the remainder of fiscal 2006.

UNITED REFINING COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements may include, among other things, United Refining Company and its subsidiaries current expectations with respect to future operating results, future performance of its refinery and retail operations, capital expenditures and other financial items. Words such as “expects”, “intends”, “plans”, “projects”, “believes”, “estimates”, “may”, “will”, “should”, “shall”, “anticipates”, “predicts”, and similar expressions typically identify such forward looking statements in this Quarterly Report on Form 10-Q.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company’s operations involve risks and uncertainties, many of which are outside of the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Although we believe our expectations are based on reasonable assumptions within the bounds of its knowledge, investors and prospective investors are cautioned that such statements are only projections and that actual events or results may differ materially depending on a variety of factors described in greater detail in the Company’s filings with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports on Form 8-K, etc. In addition to the factors discussed elsewhere in this Quarterly Report 10-Q, the Company’s actual consolidated quarterly or annual operating results have been affected in the past, or could be affected in the future, by additional factors, including, without limitation:

•	repayment of debt;

•	general economic, business and market conditions;

•	risks and uncertainties with respect to the actions of actual or potential competitive suppliers of refined petroleum products in our markets;

•	the demand for and supply of crude oil and refined products;

•	the spread between market prices for refined products and market prices for crude oil;

•	the possibility of inefficiencies or shutdowns in refinery operations or pipelines;

•	the availability and cost of financing to us;

•	environmental, tax and tobacco legislation or regulation;

•	volatility of gasoline prices, margins and supplies;

•	merchandising margins;

•	labor costs;

•	level of capital expenditures;

•	customer traffic;

•	weather conditions;

•	acts of terrorism and war;

•	business strategies;

•	expansion and growth of operations;

•	future projects and investments;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	expected outcomes of legal and administrative proceedings and their expected effects on our financial position, results of operations and cash flows;

•	future operating results and financial condition; and

•	the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

All subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing. We undertake no obligation to update any information contained herein or to publicly release the results of any revisions to any such forward looking statements that may be made to reflect events or circumstances that occur, or which we becomes aware of, after the date of this Quarterly Report on Form 10-Q.

Recent Developments

The world crude market continues to remain volatile with prices on the New York Mercantile Exchange (NYMEX) ranging from a low of $56.14/BBL in November to a recent high of $63.42/BBL in January. Average crude oil prices for delivery in the second fiscal quarter of 2006 as of the end of December were averaging $60.57/BBL as compared to an average of $64.27/BBL for the first fiscal quarter of 2006, a 6% decrease.

Industry-wide wholesale margins of gasoline and distillate have declined significantly in the second fiscal quarter of 2006 as compared to the first fiscal quarter of 2006. As of January 16, 2006, margins, as indicated by the difference between prices of crude oil contracts traded on the NYMEX and the prices of NYMEX gasoline and heating oil contracts, were averaging $6.98 and $12.08 respectively for the second fiscal quarter.

We continue to benefit from our ability to process a significant percentage of heavy, high sulfur grades of crude oil. Our average crude cost relative to the NYMEX average crude cost was lower by $7.85/BBL for the first quarter of 2006. For the first fiscal quarter of 2005, our average crude cost was $6.19 lower than the NYMEX average crude cost. For second quarter of fiscal 2006, as of January 16, 2006, our average crude cost is $11.50 lower than the NYMEX average.

Results of Operations

The Company is a petroleum refiner and marketer in its primary market area of Western New York and Northwestern Pennsylvania. Operations are organized into two business segments: wholesale and retail.

The wholesale segment is responsible for the acquisition of crude oil, petroleum refining, supplying petroleum products to the retail segment and the marketing of petroleum products to wholesale and industrial customers. The retail segment sells petroleum products under the Kwik Fill®, Citgo® and Keystone® brand names through a network of Company-operated retail units and convenience and grocery items through gasoline stations and convenience stores under the Red Apple Food Mart® and Country Fair® brand names.

A discussion and analysis of the factors contributing to the Company’s results of operations are presented below. The accompanying Consolidated Financial Statements and related Notes, together with the following information, are intended to supply investors with a reasonable basis for evaluating the Company’s operations, but should not serve as the only criteria for predicting the Company’s future performance.

Retail Operations:

	Three Months Ended November 30,
	2005	2004
	(dollars in thousands)
Net Sales
Petroleum	$223,416	$171,032
Merchandise and other	48,425	46,245

Total Net Sales	$271,841	$217,277

Costs of Goods Sold	$239,614	$191,391

Gross Profit	$32,227	$25,886

Operating Expenses	$26,327	$24,671

Segment Operating Income	$5,900	$1,215

Petroleum Sales (thousands of gallons)	84,726	85,523
Gross Profit
Petroleum (a)	$18,866	$12,813
Merchandise and other	13,361	13,073

	$32,227	$25,886

Petroleum margin ($/gallon) (b)	.2227	.1498
Merchandise margin (percent of sales)	27.6%	28.3%

(a)	Includes the effect of intersegment purchases from the Company’s wholesale segment at prices which approximate market.
(b)	Company management calculates petroleum margin per gallon by dividing petroleum gross margin by petroleum sales volumes. Management uses fuel margin per gallon calculations to compare profitability to other companies in the industry. Petroleum margin per gallon may not be comparable to similarly titled measures used by other companies in the industry.

Comparison of Fiscal Quarters Ended November 30, 2005 and November 30, 2004

Net Sales

Retail sales increased during the fiscal quarter ended November 30, 2005 by $54.6 million or 25.1% from $217.3 million to $271.8 million over the comparable period in fiscal 2005. The retail sales increase resulted from a $52.4 million increase in petroleum sales and a $2.2 million increase in merchandise sales. The petroleum sales increase results from a 31.9% increase in retail selling prices per gallon, offset by a .8 million gallon or .9% decrease in retail petroleum volume. The decrease in volume resulted from new competition and promotional pricing in certain areas of the Company’s market, as well as the effects of hurricanes Katrina and Rita which resulted in increased retail pricing due to uncertain product supplies which temporarily reduced consumer demand.

Costs of Goods Sold

Retail costs of goods sold increased during the fiscal quarter ended November 30, 2005 by $48.2 million or 25.2% over the comparable period in fiscal 2005 from $191.4 million to $239.6 million. The increase of $48.2 million is due to the following: petroleum purchases increased $42.2 million due to an increase in prices, fuel taxes increased $3.4 million, freight costs increased $.6 million, merchandise costs increased $1.9 million directly related to an increase in sales, and other miscellaneous costs increased by $.1 million.

Gross Profit

Retail gross profit increased during the fiscal quarter ended November 30, 2005 by $6.3 million or 24.5% over the comparable period in fiscal 2005. The Company increased its petroleum margins by $6.0 million and merchandise margin increased by $.3 million.

Operating Expenses

Retail operating expenses increased during the fiscal quarter ended November 30, 2005 by $1.7 million or 6.7% over the comparable period in fiscal 2005. Primarily contributing to the increases were increased payroll and payroll costs of $.7 million due to a minimum wage increase in New York State and also an increase in station personnel, increased credit/customer service costs of $.5 million were primarily due to an increase in retail petroleum prices of approximately $.50 per gallon, increased pension/post retirement costs $.1 million, increased advertising /promotion costs $.2 million and other miscellaneous costs of $.2 million.

Wholesale Operations:

	Three Months Ended November 30,
	2005	2004
	(dollars in thousands)
Net Sales (a)	$302,151	$208,776
Costs of Goods Sold	282,358	187,054

Gross Profit	$19,793	$21,722

Operating Expenses	8,341	6,810

Segment Operating Income	$11,452	$14,912

Crude throughput (thousand barrels per day)	67.1	60.5

Refinery Product Yield

(thousands of barrels)

	Three Months Ended November 30,
	2005	2004
Gasoline and gasoline blendstock	2,724	2,458
Distillates	1,686	1,469
Asphalt	1,715	1,511
Butane, propane, residual products, internally produced fuel and other	542	566

Total Product Yield	6,667	6,004

% Heavy Crude Oil of Total Refinery Throughput (b)	51%	52%

Product Sales

(dollars in thousands) (a)

	Three Months Ended November 30,
	2005	2004
Gasoline and gasoline blendstock	$121,728	$81,780
Distillates	109,130	69,125
Asphalt	66,376	54,168
Other	4,917	3,703

	$302,151	$208,776

Product Sales

(thousand of barrels) (a)

	Three Months Ended November 30,
	2005	2004
Gasoline and gasoline blendstock	1,608	1,452
Distillates	1,304	1,135
Asphalt	1,993	1,875
Other	122	124

	5,027	4,586

(a)	Sources of total product sales include products manufactured at the refinery located in Warren, Pennsylvania and products purchased from third parties.
(b)	The Company defines “heavy” crude oil as crude oil with an American Petroleum Institute specific gravity of 26 or less.

Comparison of Fiscal Quarters Ended November 30, 2005 and November 30, 2004

Net Sales

Wholesale sales increased during the three months ended November 30, 2005 by $93.4 million or 44.7% over the comparable period in fiscal 2005 from $208.8 million to $302.2 million. The wholesale sales increase was due to a 32.0% increase in wholesale prices and a 9.6% increase in wholesale volume.

Costs of Goods Sold

Wholesale costs of goods sold increased during the three months ended November 30, 2005 by $95.3 million or 50.9% over the comparable period in fiscal 2005 from $187.1 million to $282.4 million. The increase in wholesale costs of goods sold was primarily due to a 35.1% increase in the Company’s average crude oil purchase price for the fiscal quarter ended November 30, 2005 as compared to the prior year period. Worldwide crude oil prices, as indicated by NYMEX crude oil contract prices, increased 34.0% as compared to the prior year period.

Gross Profit

Wholesale gross profit decreased $1.9 million to $19.8 million for the fiscal quarter ended November 30, 2005 from $21.7 million for fiscal quarter ended November 30, 2004. This decrease was primarily due to cost of sales (primarily crude costs) increasing more than product selling prices during this period.

Operating Expenses

Operating expenses increased during the three months ended November 30, 2005 by $1.5 million over such expenses for the comparable period in fiscal 2005. This increase was primarily due to executive officers’ bonus payments and increased pension expense. For fiscal 2006 operating expenses were $8.3 million, or 2.8% of net wholesale sales, compared to $6.8 million, or 3.3% of net wholesale sales for fiscal 2005.

Interest Expense, net

Net interest expense (interest expense less interest income) increased by $.3 million between fiscal quarter ended November 30, 2005 and fiscal quarter ended November 30, 2004. The increase is primarily due to interest on an additional $25,000,000 of 10 1/2 Senior Unsecured Notes due 2012 sold during February 2005.

Other, Net

Other income (expense), net changed from an expense of $.5 million for fiscal quarter ended November 30, 2004 to income of $.6 million for the fiscal quarter ended November 30, 2005. This income, net for the fiscal quarter ended November 30, 2005 is primarily attributable to a $.09 million gain on the sale of fixed assets.

Income Tax Expense

The Company’s effective tax rate for the three months ended November 30, 2005 was approximately 40.7% compared to a rate of 40.0% for the three months ended November 30, 2004. The increase was primarily due to an increase in state taxes.

Liquidity and Capital Resources

We operate in an environment where our liquidity and capital resources are impacted by changes in the price of crude oil and refined petroleum products, availability of credit, market uncertainty and a variety of additional factors beyond our control. Included in such factors are, among others, the level of customer product demand, weather conditions, governmental regulations, worldwide political conditions and overall market and economic conditions.

The following table summarizes selected measures of liquidity and capital sources (in thousands):

	November 30, 2005	August 31, 2005
Cash and cash equivalents	19,472	43,204
Working capital	114,406	109,056
Current ratio	2.06	2.20
Debt	227,051	227,131

Primary sources of liquidity have been cash and cash equivalents, cash flows from operations and borrowings availability under a revolving line of credit. We believe available capital resources will be adequate to meet our working capital, debt service, and capital expenditure requirements for existing operations.

Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months. They have a high degree of liquidity since the securities are traded in public markets. During the fiscal quarter ended November 30, 2005, significant uses of cash include $5.9 million for purchases of property, plant and equipment, $.1 million of reductions to debt, dividend paid to stockholder of $2.8 million and an increase in cash used by working capital items including $15.8 million for prepaid expenses and $46.7 million for inventories.

We require a substantial investment in working capital which is susceptible to large variations during the year resulting from purchases of inventory and seasonal demands. Inventory purchasing activity is a function of sales activity and turnaround cycles for the different refinery units.

Maintenance and non-discretionary capital expenditures have averaged approximately $4 million annually over the last three years for the refining and marketing operations. Management does not foresee any increase in maintenance and non-discretionary capital expenditures during fiscal year 2006.

Future liquidity, both short and long-term, will continue to be primarily dependent on realizing a refinery margin sufficient to cover fixed and variable expenses, including planned capital expenditures. We expect to be able to meet our working capital, capital expenditure, contractual obligations, letter of credit and debt service requirements out of cash flow from operations, cash on hand and borrowings under our Revolving Credit Facility with PNC Bank, N.A. as Agent Bank. This is a $100,000,000 revolving facility, which expires May 9, 2007. The Revolving Credit Facility is secured primarily by certain cash accounts, accounts receivable, and inventory. Until maturity, we may borrow based on a borrowing base formula as set forth in the facility. For Base Rate borrowings, interest is calculated at the greater of the Agent Bank’s prime rate plus an applicable margin of .25% to .75% (7.0% at November 30, 2005) or federal funds rate plus 1%. For Euro-Rate borrowings, interest is calculated at the LIBOR rate plus an applicable margin of 1.75% to 3.00%. The applicable margin varies with our facility leverage ratio calculation. As of November 30, 2005, there were no outstanding Euro-Rate borrowings and no outstanding Base Rate borrowings under the agreement.

We had outstanding letters of credit of $650,000 as of November 30, 2005.

As of December 2, 2005 the outstanding borrowings under the Revolving Credit Facility were $0 resulting in net availability of $94,393,000 based on the borrowing base calculation.

Although we are not aware of any pending circumstances which would change our expectations, changes in the tax laws, the imposition of and changes in federal and state clean air and clean fuel requirements and other changes in environmental laws and regulations may also increase future capital expenditure levels. Future capital expenditures are also subject to business conditions affecting the industry. We continue to investigate strategic acquisitions and capital improvements to our existing facilities.

Federal, state and local laws and regulations relating to the environment affect nearly all of our operations. As is the case with all the companies engaged in similar industries, we face significant exposure from actual or potential claims and lawsuits involving environmental matters. Future expenditures related to environmental matters cannot be reasonably quantified in many circumstances due to the uncertainties as to required remediation methods and related clean-up cost estimates. We cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been previously applied.

Seasonal Factors

Seasonal factors affecting the Company’s business may cause variation in the prices and margins of some of the Company’s products. For example, demand for gasoline tends to be highest in spring and summer months, while demand for home heating oil and kerosene tends to be highest in winter months.

As a result, the margin on gasoline prices versus crude oil costs generally tends to increase in the spring and summer, while margins on home heating oil and kerosene tend to increase in winter.

Inflation

The effect of inflation on the Company has not been significant during the last five fiscal years.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standard Board (FASB) issued Statement No. 151, “Inventory Costs” (“Statement 151”). Statement 151 amends prior guidelines for inventory pricing by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges regardless of magnitude. In addition, Statement 151 requires that the allocation of fixed production overhead costs to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement 151 did not have a material effect on its financial position or results of operations.

In December 2004, the FASB issued Statement No 153, “Exchange of Nonmonetary Assets” (“Statement 153”). Statement 153 eliminates prior guidance for nonmonetary transactions by eliminating the exception for nonmonetary exchanges of similar production assets and replaces it with a general exception for exchange of nonmonetary assets lacking commercial substance.

The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of Statement 153 did not have a material effect on its financial position or results of operations.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections” (“Statement 154”). Statement 154 requires companies to recognize changes in accounting principle, including changes required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements.

Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of Statement 154 will have a material effect on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses its revolving credit facility to finance a portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates, expose the Company to interest rate risk resulting from changes in the PNC Prime rate, the Federal Funds or LIBOR rate.

The Company has exposure to price fluctuations of crude oil and refined products. The Company does not manage the price risk related to all of its inventories of crude oil and refined products with a permanent formal hedging program, but does manage its risk exposures by managing inventory levels. At November 30, 2005 the Company had no open future positions.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Based on an evaluation by management of the Company’s disclosure controls and procedures (as defined in Rules 13(a) – 15(e) and 15(d) – 15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal quarter ended November 30, 2005, (the “Evaluation Date”) the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective as of the Evaluation Date.

(b)	There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(None)

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(None)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(None)

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(N/A)

ITEM 5.	OTHER INFORMATION

(None)

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

UNITED REFINING COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

KIANTONE PIPELINE CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

UNITED REFINING COMPANY OF PENNSYLVANIA
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

KIANTONE PIPELINE COMPANY
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

UNITED JET CENTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

KWIK-FILL CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

INDEPENDENT GASOLINE AND OIL COMPANY OF ROCHESTER, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

BELL OIL CORP.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

PPC, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

SUPER TEST PETROLEUM, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

KWIK-FIL, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

VULCAN ASPHALT REFINING CORPORATION
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President

/s/ James E. Murphy
James E. Murphy
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 17, 2006

COUNTRY FAIR, INC.
(Registrant)

/s/ Myron L. Turfitt
Myron L. Turfitt
President and Chief Operating Officer

/s/ James E. Murphy
James E. Murphy
Vice President — Finance